Form 10-K
period 1996-04-30
VAN HARBOUR INTERNATIONAL INC
filed 1996-08-06
CIK 353810

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                 [X] ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the fiscal year ended April 30, 1996 Commission File No. 2-72974

           Delaware                                     22-2350988
- ---------------------------------         ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

        VANHARBOUR INTERNATIONAL, INC. (formerly The Keebee Corporation)
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   2568 West 45th. Ave., Vancouver, BC                     V6N 3L1
 ---------------------------------------------------------------------
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (604) 264-1308

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: None Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes___   No_X_

The aggregate market value of the voting stock held by non-affiliates (1) of the registrant based on the average asked $.45 prices of such stock, during the quarter ended April 30, 1996 is $4,892,106 based upon $.45 multiplied by the 10,871,347 Shares of Registrant's Common Stock held by non-affiliates.

The number of shares outstanding of each of the registrant's classes of common stock, April 30, 1996 and May 28, 1996 is 10,871,347 all of the class $.001 par value Common Stock.

                       DOCUMENTS INCORPORATE BY REFERENCE

                                 See Item "14."

(1) Affiliates for purpose of this item refers to those persons who, during the preceding 3 months, were officers, directors and/or owners of 5% or more of the Company's outstanding stock.

                         VANHARBOUR INTERNATIONAL, INC.
                                    FORM 10-K
                            Year Ended April 30, 1996

                                Table of Contents

PART I                                                         Page
     Item 1.     Business...............................        1
     Item 2.     Properties.............................        1
     Item 3.     Legal Proceedings......................        1
     Item 4.     Submission of Matters to a Vote of
                 Securityholders........................        1

PART II

     Item 5.     Market for Company's Common
                 Equity and Related Stockholder
                 Matters................................        1
     Item 6.     Selected Financial Data................        2
     Item 7.     Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations..........................        3
     Item 8.     Financial Statements and Supple-
                 mentary Data...........................        3
     Item 9.     Changes in and Disagreements with
                 Independent Public Accountants on
                 Accounting and Financial Disclosures...        4

PART III

     Item 10.    Directors and Executive Officers
                 of the Company.........................        4
     Item 11.    Management Remuneration and
                 Transactions...........................        5
     Item 12.    Security Ownership of Certain Bene-
                 ficial Owners and Management...........        5
     Item 13.    Certain Relationships and Related
                 Transactions...........................        6

PART IV

     Item 14.    Exhibits, Financial Statement
                 Schedules, and Reports on
                 Form 8-K...............................        6

Signatures...............................................       6

Supplemental Information and Exhibits....................       7

Financial Statements.....................................       F-1

                                     PART I

Item I.           Business

General

         The Company has been dormant and inactive since 1994.

         The Company is currently looking for a prospective business to acquire. Due to the Company's current financial condition, such an acquisition would most likely be accomplished through the issuance of currently authorized but unissued shares of the Company's Common Stock. As of the date hereof, the Company has not entered into and agreement with any potential business acquisition candidate.

         No assurance can be given that the Company will successfully acquire a new business that will be profitable.

Employees

         At April 30, 1996, T.E. Gauthier was President and director and S.L. Palmer was Secretary and director of the Company, and were the only employees of the Company.

Item 2.           Properties.

         The Company utilizes office space at 2568 W. 45th. Ave.,
Vancouver, BC Canada. The premises are utilized on a $500.00 a month to month lease.

Item 3.           Legal Proceedings.

         The Company is not presently a party to any material litigation, nor to the knowledge of management is any material litigation threatened against the Company which may materially affect the Company.

Item 4.           Submission of Matters to a Vote of Securityholders.

         The following matter was submitted to a vote of Securityholders in the last quarter of the Company's fiscal year ended April 30, 1996:

         1. A reverse stock split of 30 to 1.

                                     PART II

Item 5.           Market for Company's Common Equity and Related
                  Stockholder Matters                           .

         (a) Marketing Information -- The principal U.S. market in which the Company's Common Stock ($.001 par value, all of which are one class), are traded or may trade is in the over-the-counter market. The following tables set forth the range of high and low bid and ask prices for the Company's securities on a quarterly basis from the most recent quarter through the past two fiscal years as reported by the National Quotation Bureau (which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions).

                                  COMMON STOCK

                                                                      Bid Prices      Asked Prices
         Period                                                       High   Low      High    Low
Fourth Quarter ending April 30,
   1996...........................                                      unpriced       unpriced
Third Quarter ending January 31,
   1996...........................                                     1 1/4  3/8     5 1/4   1 3/8
Second Quarter ending October 31,
   1995...........................                                     .005   .001    .05     .01
First Quarter ending July 31,
   1995...........................                                     .005   .001    .05     .01
Fourth Quarter ending April 30,
   1995...........................                                     .0075  .001    .05     .01
Third Quarter ending January 31,
   1995...........................                                     .01    .005    .10     .02
Second Quarter ending October 31,
   1994...........................                                     .005   .001    .05     .02
First Quarter ending July 31,
   1994...........................                                     .001   .001    .05     .02
Fourth Quarter ending April 30,
   1994...........................                                     .001   .001    .05     .02

 (b) Holders -- There were approximately 199 holders of record of the Company's Common Stock as of May 28, 1996, inclusive of those brokerage firms and/or clearing houses holding the Company's securities for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

(c) Dividends -- The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

Item 6.           Selected Financial Data.

                              Summary of Operations

                                                   Year Ended April 30,
                                    ------------------------------------------------------
                                    1996                      1995                    1994
                                    ----                      ----                    ----
Revenues                           $-0-                       $-0-                    $-0-

Income (loss)
from continu-
ing operation                      $(85,728)                  $(97,682)               $-0-

Income (loss)
from discon-
tinued operations                  $-0-                       $-0-                    $-0-

Net Income (loss)                  $(85,728)                  $(97,682)               $-0-

Net Income (loss)
per share                          $(.01)                     $(.01)                  $-0-

                          Summary of Balance Sheet Data

                                                     Year Ended April 30,
                                    --------------------------------------------------------
                                    1996                    1995                        1994
                                    ----                    ----                        ----
Total Assets                        $100,000               $100,000                     $-0-

Working Capital
     (Deficit)                      $-0-                   $(67,682)                    $-0-

Stockholders'

Equity (Deficit)                    $100,000               $ 32,318                     $-0-


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Fiscal Year ended April 30, 1996 Compared to Fiscal Year ended April 30, 1995

         During the fiscal year ended April 30, 1996, the Company did not generate any revenue the same as fiscal 1995. Although there was no revenues, costs of services and general and administrative expenses decreased from $97,682 in fiscal 1995 to $85,728 in fiscal 1996. As a result, the Company realized income loss of $85,728 in fiscal 1996 as compared to a loss of $97,682 in fiscal 1995.

         The Company is currently looking for a prospective business to acquire. Due to the Company's current financial condition, such an acquisition would most likely be accomplished through the issuance of currently authorized but unissued shares of the Company's Common Stock. As of the date hereof, the Company has not entered into an agreement with any potential business acquisition candidate.

Fiscal Year ended April 30, 1995 Compared to Fiscal Year ended April 30, 1994

         The Company was dormant and inactive during this period.

Liquidity and Capital Resources

         The Company has not required significant liquidity or capital due to its dormant and inactive state.

         The Company is currently looking for a prospective business to acquire. However, as of April 30, 1996, the Company had only $100,000 in assets and no working capital. Due to the Company's limited financial resources, such an acquisition would most likely be accomplished through the issuance of currently authorized but unissued shares of the Company's Common Stock. As of the date hereof, the Company has not entered into an agreement with any potential business acquisition candidate ( see Item 1. "Business").

Item 8.           Financial Statements and Supplementary Data.

         The following financial statements have been prepared in accordance with the requirements of Regulation S-X and supplementary financial information included herein has been prepared in accordance with Item 302 of Regulation S-K.

                         VANHARBOUR INTERNATIONAL, INC.
                 FINANCIAL STATEMENTS AND ADDITIONAL INFORMATION
                            YEAR ENDED APRIL 30, 1996

                                      INDEX

                                                                                               Page Number
Reports of Independent Public Accountants                                                          F-1

         Balance Sheets - April 30, 1996, 1995 and 1994                                            F-2

         Statements of Operations for each of the
         Three years in the Period Ended
         April 30, 1996                                                                            F-3

         Statements Stockholders Equity (Deficit)
         for each of the three Years ended in
         the Period Ended April 30, 1996                                                           F-4

         Statements of Cash Flows for the Years
         ended April 30, 1996, 1995 and 1994                                                       F-5

         Notes to Financial Statements                                                             F-6-F-8

Schedules

         i  Marketable Securities                                                                  F-9
         x  Supplementary Income Statement Information                                             F-10

         All other schedules of the Company have been omitted because they are inapplicable or not required, or the information is included elsewhere in the financial statements or notes thereto.

Item 9. Changes in and Disagreements with Independent Public Accountants on Accounting and Financial Disclosures.

         There have been no disagreements with the Company's accountants with respect to accounting and/or financial disclosure.

                                    PART III

Item 10.          Directors and Executive Officers of the Company.

         The Directors and Executive Officers of the Company as of April 30, 1996 and the date hereof are as follows:

                                                                    Percentage
                                           Number of              of Common Stock
                                          Shares Owned                Owned (1)
Name and                               ------------------        ------------------
Address        Position(s) Held        4/30/95    5/28/96        4/30/95    5/28/96
- -------        ----------------

T.E. Gauthier  President
Vancouver, BC  and Director           16,000,000   533,334         61%       5%

S.L. Palmer    Secretary
Vancouver, BC  and Director            4,000,000   133,334         15%       1.2%

(1) Based upon 10,871,347 shares outstanding as of April 30, 1996 and May 28, 1996.

         Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

         A summary of the business experience of T.E. Gauthier and S.L. Palmer respectively the President and the Secretary of the company is as follows:

         THOMAS GAUTHIER, age 37, is currently the President and a Director of the Company. He has had several years experience sitting on Boards of several companies. He owns and operates his own private company and he has a Computer Programming Degree.

         S.L. PALMER, age 39, is currently Secretary/Treasurer and a Director of the Company. She has been involved extensively in sales and marketing and has been active in the environment for many years. She owns her own environmental company and has for 6 years.

Item 11.          Management Remuneration and Transactions.

Executive Compensation

         No compensation was paid for services rendered in any capacity to the Company during its fiscal year ended April 30, 1996 to the President or the Secretary of the Company.

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.

         (a) Security Ownership of Certain Beneficial Owners -- The persons listed in the chart below are known to the Company to be the beneficial owners of more than 5% of the 10,871,347 Shares of the Company' outstanding Common Stock as of April 30, 1996 and May 28, 1996.

         (b) security Ownership of Management -- The number and percentage of Shares of Common Stock of the Company owned of record and beneficially by each officer and director of the Company and by all officers and directors of the Company as a group are set forth on the chart below.

                     Name and Address                                    Percent
                          of                   Amount and Nature of         of
Title of Class      Beneficial Owner           Beneficial Ownership       Class(4)
All $.001          Thomas Gauthier                  533,334(1)              5%
                   6294 St. Catherines St.
                   Vancouver, BC

                   S. L. Palmer                     133,334(1)              1.2%
                   2568 W. 45th Ave
                   Vancouver, BC

(1) Based upon 10,871,347 shares outstanding as of April 30, 1996 and May 28, 1996.

Item 13.          Certain Relationships and Related Transactions.

         November 16, 1994, The Company purchased the North American Licensing Rights to a product called "Biolyte", by the issuance of 20,000,000 shares of its' Common Stock (See note 2 to the financials).

         The Company is currently in negotiations with another company regarding an acquisition/merger (See note 3 to the financials).

                                     PART IV

Item 14.          Exhibits, Financial Statements and Schedules, and Reports on
                  Form 8-K.

Financial Statements and Schedules

         Reference is herewith made to page _ of this 10-K with respect to the Index for all financial statements and schedules filed as a part thereof.

Reports on Form 8-K

         During the last quarter of fiscal 1996 there was no reports on Form
8-K.

Exhibits

         Statements contained in this 10-K as to the contents of any agreement or other document referred to are not complete, and where such agreement or other document is an exhibit to the Company's Registration Statement or is included in the forms indicated above, each statement is deemed to be qualified and amplified in all respects by such provisions.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 20, 1996

                                        VANHARBOUR INTERNATIONAL,INC.

                                  By:  /s/ Thomas Gauthier
                                      -----------------------------------------
                                      T.E. Gauthier, President

         Pursuant to the requirements of the Securities and Exchange Act or 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                        TITLE                      DATE
/s/ Thomas Gauthier             President                 May 28, 1996
- -----------------------------   and Director
T.E. Gauthier

/s/ S. L. Palmer                Secretary                 May 28, 1996
- -----------------------------   and Director
S.L. Palmer

                      SUPPLEMENTAL INFORMATION AND EXHIBITS

         Supplemental Information to be furnished with reports filed pursuant to
Section 15(d) of the Act by Registrants which have not registered Securities pursuant to Section 12 of the Act.

                                      NONE

                         VANHARBOUR INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    AUDITED

                              FINANCIAL STATEMENTS

                            APRIL 30, 1996 AND 1995







                                GERALD R.HINSHAW
                          CERTIFIED PUBLIC ACCOUNTANT

                          113 DEERPATH DRIVE, BOX 250
                            MINOOKA, ILLINOIS 60447
                             PHONE: (815) 467-2111
                              FAX: (815) 467-2116

                         VANHARBOUR INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             APRIL 30, 1996 AND 1995

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
INDEPENDANT AUDITORS' REPORT                                                  1

RESPONSIBILITY FOR FINANCIAL STATEMENTS                                       2

FINANCIAL STATEMENTS

  BALANCE SHEETS                                                              3
  STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED                            4
  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                               5
  STATEMENTS OF CASH FLOWS                                                    6

NOTES TO FINANCIAL STATEMENTS                                               7-8

[HINSHAW LETTERHEAD]

                                AUDITORS' REPORT

To the Board of Directors
Vanharbour International, Inc.
8623 Granville St.
Vancouver,B. C.,  Canada

I have audited the accompanying balance sheets of Vanharbour International, Inc. (A development stage company), as of April 30, 1996 and 1995, and the related statements of operations, deficits accumulated during the development stage, shareholders' equity and cash flows, for the periods then ended. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based upon my audit.

I conducted my audits in accordance with generally accepted auditing standards. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material mis-statements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vanharbour International, Inc. as of April 30, 1996 and 1995, and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.

The company has not commenced operations since it terminated operations in 1990 and is considered a development stage enterprise. The company has not received adequate funding to date which raises doubt about its ability as a going concern.


/s/ Gerald R. Hinshaw
- ---------------------------
GERALD R. HINSHAW
Certified Public Accountant

May 6, 1996

                                     MEMBER
               AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                ILLINOIS SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
              MICHIGAN ASSOCIATION OF CERTIFIED PUBLIC ACCOUNTANTS

                         VANHARBOUR INTERNATIONAL, INC
                                   Suite 301
                               8623 Granville St.
                             Vancouver, BC V6P 5A1

                            Telephone: 604-871-3357
                               Fax: 604-261-8970

                         VANHARBOUR INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

RESPONSIBILITY FOR FINANCIAL STATEMENTS

We have prepared the accompanying financial statements and related information included herein for the period ending April 30, 1996 and 1995.

The management of Vanharbour International, Inc. is primarily responsible for the accuracy of the financial information that is presented in this annual report. These statements were prepared in accordance with generally accepted accounting principles and where appropriate, we used our estimates and judgment with consideration to materially.

To meet management's responsibility for financial reporting, we have established internal control systems which we believe are adequate to provide reasonable assurance that our assets are protected from loss. These systems produce data used for the preparation of financial information.

We believe internal control systems should be designed to provide accurate information at a reasonable cost which is not out of line with the benefits to be received. These systems and controls are reviewed by our independent accountants to support their audit work.

The Board of Directors are responsible for overseeing the integrity and reliability of the company's accounting and financial reporting practices and the effectiveness of its system of internal controls.

/s/ Thomas Gauthier
- ------------------------------------------------------
THOMAS GAUTHIER, President and Director

/s/ S. Palmer
- ------------------------------------------------------
S.L. Palmer, Secretary and Director

VANHARBOUR INTERNATIONAL, INC.
(A Development Stage Company)


                                 BALANCE SHEETS
                                   April 30,

                                                                          1996             1995
                                                                          ----             ----
ASSETS                                                               $        -0-      $       - 0-

OTHER ASSETS (Note 1)
     Licensing rights - N.A.  (NOTE 2)                                   100,000           100,000
                                                                     -----------       -----------

TOTAL ASSETS                                                         $   100,000       $   100,000
                                                                     ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accrued Expenses                                                $        -0-      $    67,682
                                                                     -----------       -----------
TOTAL LIABILITIES                                                    $        -0-           67,682
                                                                     -----------       -----------
STOCKHOLDERS' EQUITY

    Common stock, $.001 par value,
      100,000,000 shares authorized,
      Shares issued and outstanding:
         1996  (10,871,347);                                         $    10,871
         1995  (26,140,399)                                                            $    26,140

    Additional Paid-in Capital                                         1,529,162         1,360,483

    Deficit accumulated during
        development stage                                             (1,440,033)       (1,354,305)
                                                                     -----------       -----------

TOTAL SHAREHOLDERS' EQUITY                                           $   100,000       $    32,318
                                                                     -----------       -----------
TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                                           $   100,000       $   100,000
                                                                     ===========       ===========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

VANHARBOUR INTERNATIONAL, INC.
(A Development Stage Company)


                STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED
                          DURING THE DEVELOPMENT STAGE

============================================================================================
                                                                        Deficit Accumulated
                                                                              Inception
                                            April 30,                     April 30, 1981 to
                               1996           1995        1994               April 30, 1993
- -------------------------------------------------------------------------------------------

Revenues                $        -0-   $        -0-     $   -0-                 $   202,685

- -------------------------------------------------------------------------------------------
                                 (1)            (1)
Expenses                $    85,728    $    97,682      $   -0-                 $ 1,459,308

- -------------------------------------------------------------------------------------------

Net Income(Loss)        $   (85,728)   $   (97,682)     $   -0-                 $(1,256,623)

- -------------------------------------------------------------------------------------------

Deficit Accumulated
  During Development                                     Same as
  Stage                 $(1,440,033)   $(1,354,305)       1993                  $(1,256,623)

===========================================================================================
EARNINGS (LOSS)
PER SHARE               $      (.01)   $      (.01)     $   -0-                 $      (.17)
===========================================================================================

(1) Accrued management consulting fees and travel expenses. All retired by issuance of 5,100,000 shares of common stock on November 16, 1994 and 10,000,000 shares of common stock on April 3, 1996.

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

VANHARBOUR INTERNATIONAL, INC.
(A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                      Deficit
                                             Common Stock                                           Accumulated
                                         -------------------             Additional                   During
                                         No. of                           Paid-in                   Development
                                         Shares       Amount              Capital                     Stage
- ---------------------------------------------------------------------------------------------------------------
Balances,
   April 30,
   1993, 1994                       208,079,742      $20,808             $1,235,815                 $(1,256,623)
- ---------------------------------------------------------------------------------------------------------------
Reverse Stock Split/P.V. Changes
   200 to 1/P.V. to $.001/9/28/94
New Balances
        9/28/94                       1,040,399      $ 1,040             $1,255,583                 $(1,256,623)
- ---------------------------------------------------------------------------------------------------------------
Shares issued for
  N.A. licensing
  Rights - Biolyte
     11/16/94                        20,000,000      $20,000             $   80,000                          -0-
Shares issued
   for debt of
      $30,000
      11/16/94                        5,100,000      $ 5,100             $   24,900                          -0-
Profit  (Loss)
 thru 4/30/95                             N/A           N/A                   N/A                       (97,682)
- ---------------------------------------------------------------------------------------------------------------
Balances,
   April 30,
       1995                          26,140,399      $26,140             $1,360,483                 $(1,354,305)
- ---------------------------------------------------------------------------------------------------------------
Reverse Stock Split
   30 to 1 - 2/24/96
New Balances
      2/24/96                           871,347      $   871             $1,385,752                 $(1,354,305)
- ---------------------------------------------------------------------------------------------------------------
Shares issued
   for debt of
     $153,410
         4/3/96                      10,000,000      $10,000             $  143,410                          -0-
Profit   (Loss)
  thru 4/30/96                           N/A           N/A                     N/A                      (85,728)
- ---------------------------------------------------------------------------------------------------------------
Balances
   April 30
       1996                          10,871,347      $10,871             $1,529,162                 $(1,440,033)
===============================================================================================================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

VANHARBOUR INTERNATIONAL, INC.
(A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                    April 30,                    Inception
                                   ----------                April 30, 1981 to
                            1996      1995         1994        April 30, 1993
- ------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (Loss)      $ (85,728)   $ (97,682)     $ -0-           $(1,256,623)
Adjustments for:
   Inc. (Dec.) in
     Accts. Payable      (67,682)      67,682        -0-

- ------------------------------------------------------------------------------
NET CASH PROVIDED
  (USED) BY OPERATING
  ACTIVITIES           $(153,410)   $ (30,000)     $ -0-           $(1,256,623)
- ------------------------------------------------------------------------------
CASH FLOWS FROM
   INVESTING
     ACTIVITIES
      Lic. Rightss     $      -0-   $(100,000)     $ -0-           $        -0-
- ------------------------------------------------------------------------------
CASH FLOWS FROM
  FINANCING
    ACTIVITIES
       Proceeds from
       sale of stock   $ 153,410      130,000      $ -0-           $ 1,256,623
- ------------------------------------------------------------------------------
NET CASH PROVIDED
   FROM FINANCING
     ACTIVITIES        $ 153,410    $ 130,000        -0-           $ 1,256,623
- ------------------------------------------------------------------------------
Net Increase
  (Decrease)
     in cash           $      -0-   $      -0-     $ -0-           $        -0-

CASH-BEG. OF YR.       $      -0-   $      -0-     $ -0-           $        -0-

- ------------------------------------------------------------------------------

CASH - END OF YR.      $      -0-   $      -0-     $ -0-           $        -0-
==============================================================================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         VANHARBOUR INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                            April 30, 1996 and 1995

VANHARBOUR INTERNATIONAL, INC.
(A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                             April 30, 1996 and 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on April 30, 1981 under the laws of the State of Delaware. The Company engaged in the oil and gas industry but became inactive in 1990 and has remained inactive until recently. On July 25, 1983 the company's name was changed to The Keebee Corporation. On February 24, 1996 the Company's name became Vanharbour International, Inc.

The Company is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises."

Income Taxes - No provision for income taxes have been made because the Company has not been profitable.

Dividends - The company has not paid dividends since inception.

NOTE 2  -  GOING CONCERN

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. It is management's intentions to raise additional working capital, acquire other assets and/or merge with another company to ensure profitable operations. If funds and other assets are not acquired, there is substantial doubt about the company's ability to continue as a going concern.

NOTE 3  - SUBSEQUENT EVENTS

The company is presently negotiating with several companies for the acquisition of certain technological assets that will allow the Company to commence operations by July 1, 1996.

                                EXHIBITS INDEX



Exhibit No.                                    Description

     27                                    FINANCIAL DATA SCHEDULE